Form 10-Q
period 2012-07-31
Trance Global Entertainment Group Corp
filed 2012-10-29
CIK 1542918

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-180750

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5090 (Primary Standard Industrial Classification Number)	98-0706304 (IRS Employer Identification Number)

KUSOCINSKIEGO 3
TORUN, POLAND 87-100

Phone: + 48505259170

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 29, 2012
Common Stock, $0.001	4,220,000

2 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

Form 10-Q

3 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	JULY 31, 2012	JANUARY 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$ 61	$ 3,573

TOTAL ASSETS	$ 61	$ 3,573

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ -	$ 3,500
Loans payable – related party	5,489	1,084
Total Liabilities	5,489	4,584

Stockholder’s Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,500,000 shares issued and outstanding, respectively	3,500	3,500
Additional paid in capital	0	0
Deficit accumulated during the development stage	(8,928)	(4,511)
Total Stockholder’s Deficit	(5,428)	(1,011)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ 61	$ 3,573

See accompanying notes to financial statements.

4 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Six months ended July 31, 2012	Period from March 31, 2011 (Inception) to July 31, 2012

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	984	0	984
Professional fees	1,500	0	4,000	7,500
General and administrative	41	0	417	444
TOTAL OPERATING EXPENSES	1,541	984	4,417	8,928

NET LOSS BEFORE INCOME TAXES	(1,541)	(984)	(4,417)	(8,928)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (1,541)	$ (984)	$ (4,417)	$ (8,928)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	3,500,000	-	3,500,000

See accompanying notes to financial statements.

5 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended July 31, 2012	Period from March 31, 2011 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,417)	$ (8,928)
Changes in assets and liabilities:
Decrease in accrued expenses	(3,500)	-
Net Cash Used in Operating Activities	(7,917)	(8,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related party	4,405	5,489
Proceeds from sale of common stock	-	3,500
Net Cash Provided by Financing Activities	4,405	8,989

NET INCREASE IN CASH	(3,512)	61
Cash, beginning of period	3,573	-
Cash, end of period	$ 61	$ 61

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Trance Global Entertainment Group Corp. (“the Company” or “Trance Global”) was incorporated under the laws of the State of Nevada on March 31, 2011.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $61 of cash as of July 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and loans payable due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

7 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Global does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,928 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

As of July 31, 2012 an officer and shareholder loaned $5,489 to the Company.  The amount is unsecured, non-interest bearing and due on demand.

8 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On January 27, 2012, the Company issued 3,500,000 shares of its common stock at $0.001 per share for cash proceeds of $3,500.

There were 3,500,000 shares of common stock issued and outstanding as of July 31, 2012.

NOTE 5 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of July 31 2012, the Company had net operating loss carry forwards of approximately $8,928 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7– SUBSEQUENT EVENTS

For the period from August 1, 2012 to August 23, 2012 the Company issued 720,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $21,600.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Trance Global Entertainment Group Corp. was incorporated in the State of Nevada as a for-profit company on March 31, 2011 and established a fiscal year end of January 31. Our registration statement has been filed with the Securities and Exchange Commission on April 16, 2012 and has been declared effective on July 20, 2012.  We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage distribution company. To date, we have had limited operations. We have developed our business plan, and executed Contract with F.P.H.U "ADMAR", where we engage "ADMAR” as an independent contractor for the specific purpose of developing, manufacturing and supplying products for us.

Product:

We have executed a Distribution Contract on 15th day of March, 2012, with "ADMAR", a manufacturing company in Sztygarska, Poland which will supply us with such inflatable products as follows:

Inflatable Games:

All kind of inflatable games where you can slide, box, bungee and jump.

Dry or Water Slides - Big, Tall, Large or Small.

Inflatable Advertising:

A way of advertising where you can put your logo on the “inflatable ad” or have an inflatable balloon in the shape of the advertised product. Very convenient for trade shows, fares, outside/inside advertising and does not require professional installation.

Inflatable Tents:

Is a form of portable retail store which is easy to transport and to assemble; all you need is to inflate it. It is very convenient, light weight, small volume and costs less to transport.

Our inflatable product will come with a 1 year warranty.  We plan on expanding our product selection in the future. All of Trance Our products will have CE (world-wide European standard) accreditation and will meet the ASTM & CPSIA standards regarding fire resistance and lead content.

RESULTS OF OPERATIONS

We are a development stage company with limited operations since our inception on March 31, 2011 to July 31, 2012.  As of July 31, 2012, we had total assets of $61 and total liabilities of $5,489.  Since our inception to July 31, 2012, we have accumulated a deficit of $8,928.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended July 31, 2012 Compared to the Three Month period ended  July 31, 2011

Our net loss for the three month period ended July 31, 2012 was $1,541 compared to a net loss of $984 during the three month period ended July 31, 2011.

During the three month period ended July 31, 2012, we incurred  $41 in general and administrative expenses and $1,500 in professional fees compared to $984 in incorporation costs incurred during the three month period ended July 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended July 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

Six Month Period Ended July 31, 2012 Compared to the period from Inception (March 31, 2011) to July 31, 2012

Our net loss for the six month period ended July 31, 2012 was $4,417 compared to a net loss of $8,928 during the period from inception (March 31, 2011) to July 31, 2012.

During the six month period ended July 31, 2012, we incurred  $417 in general and administrative expenses and $4,000 in professional fees compared to $444 in general and administrative expenses, $984 in incorporation costs and $7,500 in professional fees incurred during the period from inception (March 31, 2011) to July 31, 2012. General and administrative and professional fee expenses incurred during the six month period ended July 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,500,000 for the six month period ended July 31, 2012.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2012

As at July 31, 2012 our current assets were $61 compared to $3,573 in current assets at January 31, 2012. As at July 31, 2012, our current liabilities were $5,489.

Stockholders’ deficit increased from $1,011 as of January 31, 2012 to $5,428 as of July 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2012, net cash flows used in operating activities was $7,917. Net cash flows used in operating activities was $8,928 for the period from inception (March 31, 2011) to July 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2012, cash provided by financing activities was $4,405 which was received from advance from director. For the period from inception (March 31, 2011) to July 31, 2012, net cash provided by financing activities was $8,989 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.
Dated: October 29, 2012	By: /s/ Barbara Walaszek
Barbara Walaszek, President and Chief Executive Officer and Chief Financial Officer

14 | Page