Form 10-Q
period 2012-10-31
Trance Global Entertainment Group Corp
filed 2012-11-07
CIK 1542918

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

2 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

Form 10-Q

3 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	OCTOBER 31, 2012	JANUARY 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$ 11,386	$ 3,573
Prepaid Expenses	6,640	-

TOTAL ASSETS	$ 18,026	$ 3,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 973	$ 3,500
Loans payable – related party	5,489	1,084
Total Liabilities	6,462	4,584

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,220,000 shares issued and outstanding (3,500,000 shares issued and outstanding as at January 31, 2012)	4,220	3,500
Additional paid in capital	20,880	0
Deficit accumulated during the development stage	(13,536)	(4,511)
Total Stockholders’ Equity	11,564	(1,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 18,026	$ 3,573

See accompanying notes to financial statements.

4 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended October 31, 2012	Three months ended October 31, 2011	Nine months ended October 31, 2012	Period from March 31, 2011 (Inception) to October 31, 2012

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	0	0	984
Professional fees	1,500	0	5,500	9,000
General and administrative	3,108	0	3,525	3,552
TOTAL OPERATING EXPENSES	4,608	0	9,025	13,536

NET LOSS BEFORE INCOME TAXES	(4,608)	0	(9,025)	(13,536)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (4,608)	$ 0	$ (9,025)	$ (13,536)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	4,076,304	-	3,680,073

See accompanying notes to financial statements.

5 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended October 31, 2012	Period from March 31, 2011 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (9,025)	$ (13,536)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	(6,640)	(6,640)
Changes in assets and liabilities:
Decrease in accrued expenses	(2,527)	973
Net Cash Used in Operating Activities	(18,192)	(19,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related party	4,405	5,489
Proceeds from sale of common stock	21,600	25,100
Net Cash Provided by Financing Activities	26,005	30,589

NET INCREASE IN CASH	7,813	11,386
Cash, beginning of period	3,573	-
Cash, end of period	$ 11,386	$ 11,386

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Trance Global Entertainment Group Corp. (“the Company” or “Trance Global”) was incorporated under the laws of the State of Nevada on March 31, 2011.

Development Stage CompanyThe accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,386 of cash as of October 31, 2012.

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

OCTOBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,536 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

As of October 31, 2012 an officer and shareholder loaned $5,489 to the Company.  The amount is unsecured, non-interest bearing and due on demand.

8 | Page

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

There were 4,220,000 shares of common stock issued and outstanding as of October 31, 2012.

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

NOTE 6 – INCOME TAXES

As of October 31 2012, the Company had net operating loss carry forwards of approximately $13,536 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

We are a development stage company with limited operations since our inception on March 31, 2011 to October 31, 2012.  As of October 31, 2012, we had total assets of $18,026 and total liabilities of $6,462.  Since our inception to October 31, 2012, we have accumulated a deficit of $13,536.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2012 Compared to the Three Month period ended  October 31, 2011

Our net loss for the three month period ended October 31, 2012 was $4,608 compared to a net loss of $0 during the three month period ended October 31, 2011.

During the three month period ended October 31, 2012, we incurred  $3,108 in general and administrative expenses and $1,500 in professional fees. General and administrative and professional fee expenses incurred during the three month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

Nine Month Period Ended October 31, 2012 Compared to the period from Inception (March 31, 2011) to October 31, 2012

Our net loss for the nine month period ended October 31, 2012 was $9,025 compared to a net loss of $13,536 during the period from inception (March 31, 2011) to October 31, 2012.

During the nine month period ended October 31, 2012, we incurred  $3,525 in general and administrative expenses and $5,500 in professional fees compared to $3,552 in general and administrative expenses, $984 in incorporation costs and $9,000 in professional fees incurred during the period from inception (March 31, 2011) to October 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,608,073 for the nine month period ended October 31, 2012.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012

As at October 31, 2012 our current assets were $18,026. As at October 31, 2012 current assets were comprised of $11,386 in cash and $6,640 in prepaid expenses. Company’s current assets were $3,573 on January 31, 2012. As at October 31, 2012, our current liabilities were $6,462. Current liabilities were comprised of $5,489 in advances from director and $973 in accrued expenses.

Stockholders’ equity increased from $(1,011) as of January 31, 2012 to $11,564 as of October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2012, net cash flows used in operating activities was $18,192 consisting of a net loss of $9,025, increase in prepaid expenses of $6,640 and decrease in accounts payable of $2,527. Net cash flows used in operating activities was $19,203 for the period from inception (March 31, 2011) to October 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2012, cash provided by financing activities was $26,005 which was received from proceeds from issuance of common stock and proceeds from loans from director. For the period from inception (March 31, 2011) to October 31, 2012, net cash provided by financing activities was $30,589 received from proceeds from issuance of common stock and proceeds from loans from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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