Form 10-K
period 2013-01-31
Trance Global Entertainment Group Corp
filed 2013-04-10
CIK 1542918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-180750

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5090 (Primary Standard Industrial Classification Number)	98-0706304 (IRS Employer Identification Number)

KUSOCINSKIEGO 3
TORUN, POLAND 87-100

Phone: + 48505259170

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of April 10, 2013, the registrant had 4,220,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 10, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Product:

We are in the business of distributing the following product: Inflatable Products (Inflatable games, inflatable advertising and inflatable tents).  We have executed a Distribution Contract on 15th day of March, 2012, with "ADMAR", a manufacturing company in Sztygarska, Poland which will supply us with such inflatable products as follows:

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “TGLL”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of January 31, 2013, no shares of our common stock have traded.

Number of Holders

As of January 31, 2013, the 4,220,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2013 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2012.

Our net loss for the fiscal year ended January 31, 2013 was $30,307 compared to a net loss of $4,511 during the fiscal year ended January 31, 2012. During fiscal year ended January 31, 2013, the Company did not generate any revenue.

During the fiscal year ended January 31, 2013, we incurred general and administrative expenses of $847, professional fees of $10,750 and transfer agent and filing fees of $18,710 compared to $27 in general and administrative expenses, $3,500 in professional fees and $984 in transfer agent and filing fees incurred during fiscal year ended January 31, 2012.

Expenses incurred  during  fiscal year ended January 31, 2013  compared to fiscal year ended January 31, 2012  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  3,830,205 for the fiscal year ended January 31, 2013 compared to 57,003 for the fiscal year ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2013

As of January 31, 2013, our current assets were $4,721 and our total liabilities were $14,439. As of January 31, 2013, current assets were comprised of $81 in cash and $4,640 in prepaid expenses. As of January 31, 2013, total liabilities were comprised of $10,489 in advance from related parties and $3,950 in accounts payable.

As of January 31, 2013, our total assets were $4,721 comprised entirely of current assets.  Stockholders’ deficit was $9,718 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2013, net cash flows used in operating activities was $34,497 consisting of a net loss of $30,307, decrease in accounts payable of $450 and increase in prepaid expenses of $4,640. Net cash flows used in operating activities was $35,508 for the period from inception (March 31, 2011) to January 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2013 net cash provided by financing activities was $31,005, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (March 31, 2011) to January 31, 2013, net cash provided by financing activities was $35,589 received from proceeds from issuance of common stock and  loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 and January 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2013

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of January 31, 2013 and 2012	F-2
Statements of Operations the periods ended January 31, 2013 and 2012 and for the period from March 31, 2011 (Date of Inception) to January 31, 2013	F-3
Statement of Stockholders’ Deficit as of January 31, 2013	F-4
Statements of Cash Flows for the periods ended January 31, 2013 and 2012 and for the period from March 31, 2011 (Date of Inception) to January 31, 2013	F-5
Notes to the Financial Statements	F-6 – F-9

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Trance Global Entertainment Group Corp.

Torun, Poland

We have audited the accompanying balance sheets of Trance Global Entertainment Group Corp. (the “Company”) as of January 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and for the period from March 31, 2011 (Date of Inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trance Global Entertainment Group Corp. as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the periods then ended and for the period from March 31, 2011 (Date of Inception) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 7, 2013

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$ 81	$ 3,573
Prepaid expenses	4,640	0
TOTAL ASSETS	$ 4,721	$ 3,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ 3,950	$ 3,500
Loans payable – related party	10,489	1,084
Total Liabilities	14,439	4,584

Stockholders’ Deficit
Common stock, $.0001 par value, 75,000,000 shares authorized, 4,220,000 and 3,500,000 shares issued and outstanding, respectively	4,220	3,500
Additional paid in capital	20,880	0
Deficit accumulated during the development stage	(34,818)	(4,511)
Total Stockholders’ Deficit	(9,718)	(1,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 4,721	$ 3,573

See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 31, 2011 (INCEPTION) TO JANUARY 31, 2013

	Year ended January 31, 2013	Period from March 31, 2011 (Inception) to January 31, 2012	Period from March 31, 2011 (Inception) to January 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	984	984
Professional fees	10,750	3,500	14,250
Transfer agent and filing fees	18,710	0	18,710
General and administrative	847	27	874
TOTAL OPERATING EXPENSES	30,307	4,511	34,818

NET LOSS BEFORE INCOME TAXES	(30,307)	(4,511)	(34,818)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (30,307)	$ (4,511)	$ (34,818)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	3,830,205	57,003

 See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 31, 2011 (INCEPTION) TO JANUARY 31, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 31, 2011	-	$ -	$ -	$ -	$ -

Issuance of common stock for cash at par value ($0.001)	3,500,000	3,500	0	-	3,500

Net loss for the period from March 31, 2011 (inception) to January 31, 2012	-	-	-	(4,511)	(4,511)

Balance, January 31, 2012	3,500,000	3,500	0	(4,511)	(1,011)

Common stock issued for cash at $0.03 per share	720,000	720	20,880	-	21,600

Net loss for the year ended January 31, 2013	-	-	-	(30,307)	(30,307)

Balance, January 31, 2013	4,220,000	$ 4,220	$ 20,880	$ (34,818)	$ (9,718)

See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 31, 2011 (INCEPTION) TO JANUARY 31, 2013

	Year ended January 31, 2013	Period from March 31, 2011 (Inception) to January 31, 2012	Period from March 31, 2011 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,307)	$ (4,511)	$ (34,818)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(4,640)	0	(4,640)
Increase in accrued expenses	450	3,500	3,950
Net Cash Used in Operating Activities	(34,497)	(1,011)	(35,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related party	9,405	1,084	10,489
Proceeds from sale of common stock	21,600	3,500	25,100
Net Cash Provided by Financing Activities	31,005	4,584	35,589

Net Increase (Decrease) in Cash and Cash Equivalents	(3,492)	3,573	81
Cash and cash equivalents, beginning of period	3,573	0	0
Cash and cash equivalents, end of period	$ 81	$ 3,573	$ 81

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Trance Global Entertainment Group Corp. (“the Company” or “Trance Global”) was incorporated under the laws of the State of Nevada on March 31, 2011. The Company is in the business of distributing inflatable products (inflatable games, inflatable advertising and inflatable tents).  The Company executed a distribution contract on March 15, 2012, with "ADMAR", a manufacturing company in Sztygarska, Poland which will supply us with the inflatable products.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $81 and $3,753 of cash as of January 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and loans payable due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $34,818 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $4,640 consisted of the balance of an $8,000 contract for transfer agent services that began on August 31, 2012 and continues for 12 months. The remaining balance will be expensed between February and August 2013.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at January 31, 2013 of $3,950 consisted of amounts owed to the Company’s outside independent auditors and transfer agent for services rendered for periods reported on in these financial statements.

Accrued expenses at January 31, 2012 of $3,500 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned $1,084 to the Company during the period ended January 31, 2012.  The officer loaned an additional $9,405 to the Company during the year ended January 31, 2013. The amounts are unsecured, non-interest bearing and due on demand. The total due to the officer and shareholder was $10,489 and $1,084 as of January 31, 2013 and 2012, respectively.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On January 27, 2012, the Company issued 3,500,000 shares of its common stock at $0.001 per share for cash proceeds of $3,500.

There were 3,500,000 shares of common stock issued and outstanding as of January 31, 2012.

In August 2013, the Company issued 720,000 shares of common stock at $0.03 per shares for total cash proceeds of $21,600.

There were 4,220,000 shares of common stock issued and outstanding as of January 31, 2013.

NOTE 7 – COMMITMENTS

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

NOTE 8 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of $34,818 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 8 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the periods ended January 31, 2013 and 2012:

	2013	2013
Federal income tax benefit attributable to:
Current Operations	$ 10,305	$ 1,533
Less: valuation allowance	(10,305)	(1,533)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2013 and 2012:

	2013	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,838	$ 1,533
Less: valuation allowance	(11,838)	(1,533)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $34,818 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended January 31, 2013that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Barbara Walaszek Kusocinskiego 3, Torun, 87-100, Poland	48	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Barbara Walaszek has acted as our President, Treasurer and sole Director since our incorporation on March 31, 2011. Barbara Walaszek was born in 1965. She graduated Business College in Torun in 1992 with a major in English and Business. The last five years she has been teaching English classes specializing in the area of Business and Marketing.

During the past ten years, Ms. Walaszek has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Ms. Walaszek was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Walaszek’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on March 31, 2011  to January 31, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Barbara Walaszek, President and Treasurer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Barbara Walaszek Kusocinskiego 3, Torun, 87-100, Poland	3,500,000 shares of common stock (direct)	82.93%
All officers and directors (1 person)		3,500,000 shares of common stock	82.93%

The percent of class is based on 4,220,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended January 31, 2013, we incurred  approximately  $8,250 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1     Consent of Independent Registered Public Accounting Firm

31.1  Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.
Dated: April 10, 2013	By: /s/ Barbara Walaszek
Barbara Walaszek, President and Chief Executive Officer and Chief Financial Officer