Form 10-Q
period 2013-04-30
Trance Global Entertainment Group Corp
filed 2013-06-03
CIK 1542918

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 3, 2013
Common Stock, $0.001	4,220,000

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

Form 10-Q

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

	APRIL 30, 2013	JANUARY 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 505	$ 81
Prepaid expenses	2,640	4,640
TOTAL ASSETS	$ 3,145	$ 4,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ 200	$ 3,950
Loans payable – related party	15,299	10,489
Total Liabilities	15,499	14,439

Stockholders’ Deficit
Common stock, $.0001 par value, 75,000,000 shares authorized, 4,220,000	4,220	4,220
Additional paid in capital	20,880	20,880
Deficit accumulated during the development stage	(37,454)	(34,818)
Total Stockholders’ Deficit	(12,354)	(9,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 3,145	$ 4,721

See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Period from March 31, 2011 (Inception) to April 30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	0	984
Professional fees	0	2,500	14,250
Transfer agent and filing fees	2,600	0	21,310
General and administrative	36	376	910
TOTAL OPERATING EXPENSES	2,636	2,876	37,454

NET LOSS BEFORE INCOME TAXES	(2,636)	(2,876)	(37,454)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (2,636)	$ (2,876)	$ (37,454)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	4,220,000	3,500,000

 See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Period from March 31, 2011 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,636)	$ (2,876)	$ (37,454)
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	2,000	0	(2,640)
Increase (Decrease) in accrued expenses	(3,750)	(3,500)	200
Net Cash Used in Operating Activities	(4,386)	(6,376)	(39,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related party	4,810	2,825	15,299
Proceeds from sale of common stock	-	-	25,100
Net Cash Provided by Financing Activities	4,810	2,825	40,399

Net Increase (Decrease) in Cash and Cash Equivalents	424	(3,551)	505
Cash and cash equivalents, beginning of period	81	3,573	0
Cash and cash equivalents, end of period	$ 505	$ 22	$ 505

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $81 and $505 of cash as of January 31, 2013 and April 30, 2013, respectively.

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

APRIL 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $37,454 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $2,640 consisted of the balance of an $8,000 contract for transfer agent services that began on August 31, 2012 and continues for 12 months. The remaining balance will be expensed between May and August 2013.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at April 30, 2013 of $200 consisted of amounts owed to the Company’s transfer agent for services rendered for periods reported on in these financial statements.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned $1,084 to the Company during the period ended January 31, 2012.  The officer loaned an additional $9,405 to the Company during the year ended January 31, 2013. The officer loaned an additional $4,810 to the Company during three months period ended April 30, 2013. The amounts are unsecured, non-interest bearing and due on demand. The total due to the officer and shareholder was $10,489 and $15,299 as of January 31, 2013 and April 30, 2013, respectively.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On January 27, 2012, the Company issued 3,500,000 shares of its common stock at $0.001 per share for cash proceeds of $3,500.In August 2013, the Company issued 720,000 shares of common stock at $0.03 per shares for total cash proceeds of $21,600.  There were 4,220,000 shares of common stock issued and outstanding as of April 30, 2013.

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

NOTE 8 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of $37,454 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

We are a development stage company with limited operations since our inception on March 31, 2011 to April 30, 2013.  As of April 30, 2013, we had total assets of $3,145 and total liabilities of $15,499.  Since our inception to April 30, 2013, we have accumulated a deficit of $37,454.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2013 Compared to the Three Month period ended  April 30, 2012

Our net loss for the three month period ended April 30, 2013 was $2,636 compared to a net loss of $2,876 during the three month period ended April 30, 2012.

During the three month period ended April 30, 2013, we incurred  $36 in general and administrative expenses and $2,600 in transfer agent and filing fees. General and administrative and professional fee expenses incurred during the three month period ended April 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

The weighted average number of shares outstanding was 4,220,000 for the three month period ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013

As at April 30, 2013 our current assets were $3,145. As at April 30, 2013 current assets were comprised of $505 in cash and $2,640 in prepaid expenses. Company’s current assets were $4,721 on January 31, 2013. As at April 30, 2013, our current liabilities were $15,499. Current liabilities were comprised of $15,299 in advances from director and $200 in accrued expenses.

Stockholders’ deficit increased from $9,718 as of January 31, 2013 to $12,354 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2013, net cash flows used in operating activities was $4,386 consisting of a net loss of $2,636, decrease in prepaid expenses of $2,000 and decrease in accounts payable of $3,750. Net cash flows used in operating activities was $39,894 for the period from inception (March 31, 2011) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2013, cash provided by financing activities was $4,810 which was received from proceeds from loans from director. For the period from inception (March 31, 2011) to April 30, 2013, net cash provided by financing activities was $40,399 received from proceeds from issuance of common stock and proceeds from loans from director.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANCE GLOBAL ENTERTAINMENT GROUP CORP.
Dated: June 3, 2013	By: /s/ Barbara Walaszek
Barbara Walaszek, President and Chief Executive Officer and Chief Financial Officer