Form 10-Q
period 2013-07-31
NEUROMAMA, LTD.
filed 2013-09-23
CIK 1542918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NEUROMAMA, LTD.

(Exact name of registrant as specified in its charter)

Nevada	333-180750	98-0706304
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

182/1 Krasniy Prospekt, Suite # 704, 630049, Novosibirsk, Russia

 (Address of principal executive offices)

+ 73833542023

(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 19, 2013, there were 3,165,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NEUROMAMA, LTD.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets
	Statements of Operations
	Statements of Cash Flows
	Notes to the Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	7

ITEM 4.	CONTROLS AND PROCEDURES.	7

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 1A.	RISK FACTORS	7

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	MINE SAFETY DISCLOSURES	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS	8

2

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

July 31, 2013 and January 31, 2013

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Balance Sheets

(expressed in US dollars)

(unaudited)

	July 31, 2013 $	January 31, 2013 $

ASSETS

Current Assets

Cash	313	81
Prepaid expense	640	4,640

Total Current Assets	953	4,721

Non-current Assets

Website development costs	244,086	–

Total Assets	245,039	4,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	17,531	3,950
Due to related party	–	10,489

Total Current Liabilities	17,531	14,439

Non-current Liabilities

Loan payable	369,936	–

Total Liabilities	387,467	14,439

Stockholders’ Deficit

Common stock, 4,000,000,000 shares authorized, $0.001 par value; 3,165,000,000 shares issued and outstanding	3,165,000	3,165,000

Additional paid-in capital	(3,139,900)	(3,139,900)

Common stock issuable	100	–

Deficit accumulated during the development stage	(167,628)	(34,818)

Total Stockholders’ Deficit	(142,428)	(9,718)

Total Liabilities and Stockholders’ Deficit	245,039	4,721

(The accompanying notes are an integral part of these financial statements)

NEUROMAMA, LTD.
(Formerly Trance Global Entertainment Group Corp.)
(A Development Stage Company)
Statements of Operations
(expressed in US dollars)
(unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	Six months ended July 31, 2013	Six months ended July 31, 2012	Accumulated from March 3, 2011 (date of inception) to July 31, 2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	4,908	–	4,908	–	4,908
General and administrative	113,336	41	113,372	417	115,230
Professional fees	7,804	1,500	7,804	4,000	22,054
Transfer agent fees	3,500	–	6,100	–	24,810

Total operating expenses	129,548	1,541	132,184	4,417	167,002

Loss before other expense	(129,548)	(1,541)	(132,184)	(4,417)	(167,002)

Other expense

Interest expense	(626)	–	(626)	–	(626)

Net loss	(130,174)	(1,541)	(132,810)	(4,417)	(167,628)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	3,165,000,000	2,625,000,000	3,165,000,000	2,625,000,000

(The accompanying notes are an integral part of these financial statements)

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in US dollars)

(unaudited)

	Six months ended July 31, 2013 $	Six months ended July 31, 2012 $	Accumulated from March 3, 2011 (date of inception) to July 31, 2013 $

Operating Activities

Net loss for the period	(167,628)	(4,417)	(167,628)

Adjustments to reconcile net loss to net cash used in
operating activities:

Changes in operating assets and liabilities:
Prepaid expense	4,000	–	(640)
Accounts payable and accrued liabilities	139,531	(3,500)	143,481
Due to related party	(10,489)	–	(10,489)

Net cash provided by (used in) operating activities	232	(7,917)	(35,276)

Financing Activities

Proceeds from issuance of common shares	–	–	25,100
Proceeds from related party loans	–	4,405	10,489
		–
Net cash provided by financing activities	–	4,405	35,589

Change in cash	232	(3,512)	313

Cash, beginning of period	81	3,573	–

Cash, end of period	313	61	313

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash items:
	–	–	–
Accounts payable financed by loan payable	125,850	–	125,850
Website development costs financed by loan payable	244,086	–	244,086
Common stock issuable for acquisition of domain name	100	–	100

(The accompanying notes are an integral part of these financial statements)

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in US dollars)

1.  Nature of Operations and Continuance of Business

Neuromama, Ltd. (formerly  Trance Global Entertainment Group Corp.) (the “Company”) was incorporated in the State of Nevada on March 31, 2011 as Trance Global Entertainment Group Corp. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2013, the Company has not generated revenues, has a working capital deficiency of $16,578, and accumulated losses totaling $167,628 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is January 31.

b)

Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

2.   Summary of Significant Accounting Policies (continued)

e)

Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization has not yet begun as the assets are still in the beta testing phase.

f)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

g)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loan payable.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h)

Development Stage Company

The Company is currently considered a development stage company as defined by ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

i)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2013 and January 31, 2013, the Company had no potentially dilutive shares.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013 and January 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

j)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

F-5

2.

Summary of Significant Accounting Policies (continued)

·

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Website Development Costs

	Cost $	Accumulated Depreciation $	July 31, 2013 Net Carrying Value $	January 31, 2013 Net Carrying Value $

Website Development Costs	244,086	–	244,086	–

	244,086	–	244,086	–

As at July 31, 2013, the Company incurred $244,086 for the design and development of its website neuromama.com. The Company has analyzed the expenditures incurred relating to the development the website in accordance with ASC 450-50 Intangibles: Goodwill and Other – Website Development Costs and has capitalized only the direct costs related to the design, development, testing and implementation of the website. As at July 31, 2013, no amortization has yet been taken as the asset is currently in a beta testing phase. Once the website is ready for its intended use the Company will begin amortizing the asset over its estimated useful life.

4.   Loan payable

As of July 31, 2013, the Company owed $369,936 (January 31, 2013 - $nil) to a non-related party.  The amounts owing are unsecured, bears a 3% interest per annum, and due on December 1, 2015. As at July 31, 2013, the Company recorded accrued interest of $626 (January 31, 2013 - $nil), which has been included in accounts payable and accrued liabilities.

5.

Related Party Transactions

As of July 31, 2013, the Company owed $15,406 (January 31, 2013 - $10,489) to a former officer and shareholder of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand. As at July 31, 2013, this amount has been included in accounts payable and accrued liabilities.

6.

Common Stock

a)

On May 8, 2013, the Company approved the increase of the authorized capital of the Company from 75,000,000 common shares to 4,000,000,000 common shares. The Company further approved a forward split of the Company's common stock in a ratio of 750 new shares for every one existing share of the common stock. This split is applied retroactively.

b)

As of July 30, 2013, the Company had $100 recorded in common stock issuable for 100,000 common shares to be issued for the purchase of a domain name.

7.

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

8.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after July 31, 2013.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Description of Business

NeuroMama, Ltd.  is a development stage company aiming to be the World's first Internet Platform containing all of the popular components used by majority of population on the Internet. NeuroPlatform offers its users more search relevancy, privacy and FSR - Frequent Searcher/Shopper Rewards.

NeuroPlatform consists of already implemented NeuroMama.com search engine, based on Neural Technology (Artificial Intelligence), secure e-mail service - Neuro-Mail, NeuroBrowser working on all computers and mobile type devices for adults and special version for children with access to all of their favorite places, NeuroMania social network with multitude of features such as Video management system, marketplace and auction, TviMama.com Video On-Demand and Live Broadcasting Infrastructure, functioning as multi-language streaming media via its next-generation Internet Content Distribution Platform (CDP).

The NeuroZone online shopping mall is in implementation stage that will offer its users and vendors unique online shopping experiences, provide its e-commerce merchants with ability for instant integration to NeuroZone platform, and reward users for shopping with NeuroZone merchants. The flagship store for NeuroZone will be NeuroMANIA Department Store with large variety of products sold under the NeuroBrand such as NeuroPad, NeuroPhone, NeuroBook, etc.

The company is currently in the process of establishing its presence in China to sell advertising and to establish Joint Ventures with manufacturers in China in order to deliver large profit margins in NeuroMANIA online store and brick and mortar store locations as part of its licensing program.

NeuroMama, Ltd. is in the process of researching, designing and implementing its licensing program to accelerate growth of revenues worldwide.

NeuroMama, Ltd. is implementing immediate revenue generating infrastructure to sell advertising on its Internet Platform. Phone sales will be implemented from company controlled call center locations in Mexico, Russia and China. Additional sales strategies are being researched.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2013 $	January 31, 2013 $
Current Assets	953	4,721
Current Liabilities	17,531	14,439
Working Capital (Deficit)	(16,578)	(9,718)

Cash Flows

	July 31, 2013 $	July 31, 2012 $
Cash Flows from (used in) Operating Activities	232	(7,917)
Cash Flows from (used in) Financing Activities	–	4,405
Net Increase (decrease) in Cash During Period	232	(3,512)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended July 31, 2013 were $129,548 compared with $1,541 for the three months ended July 31, 2012. The increase in operating expenses was attributed to an increase in consulting fees of $4,908, general and administrative fees of $113,295 for day-to-day operating costs, professional fees of $6,304 and transfer agent fees of $3,500. For the six months ended July 31, 2013 the Company incurred operating expenses of $132,184 compared with $4,417 for the six months ended July 31, 2012. The increase in operating expenses was attributed to an increase in consulting fees of $4,908, general and administrative fees of $112,955 for day-to-day operating costs, professional fees of $3,804 and transfer agent fees of $6,100.

During the six months ended July 31, 2013, the Company recorded a net loss of $132,810 compared with net loss of $4,417 for the six months ended July 31, 2012.  In addition to the above, the Company incurred an increase of $626 of interest expense relating to the loan payable.

Liquidity and Capital Resources

As at July 31, 2013, the Company’s cash balance was $313 and total assets were $245,039, compared to cash balance of $81 and total assets of $4,721 as at January 31, 2013. The increase in the cash balance was attributed to cash provided by the former President and CEO and the increase in total assets was attributed to website development costs capitalized offset by a decrease in prepaid expenses for the amortization of amounts paid to the Company’s transfer agent.

As at July 31, 2013, the Company had total liabilities of $387,467 compared with total liabilities of $14,439 as at January 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $13,581 as well as an increase in loan payable of $369,936, offset by a decrease on due to related party for amounts incurred to the former President and CEO which has been reallocated to accounts payable and accrued liabilities during the period ended July 31, 2013.

As at July 31, 2013, the Company has a working capital deficit of $16,578 compared with working capital deficit of $9,718 at January 31, 2013 with the increase in the working capital deficit attributed to the decrease of $4,000 in prepaid expenses, an increase of $13,581 in accounts payable and accrued liabilities and an increase of $369,936 in loan payable during the period, offset by the increase in cash of $232 and decrease in due to related party of $10,489 as noted above.

Cashflow From Operating Activities

During the six months ended July 31, 2013, the Company had $232 of cash provided by operating activities compared to the use of $7,917 of cash for operating activities during the six months ended July 31, 2012.  The increase in cash provided by operating activities was attributed to the fact that the Company incurred more for consulting and general and administrative costs for the period for day-to-day activities which was paid on behalf of the Company and included in loan payable.

Cashflow From Financing Activities

During the six months ended July 31, 2013, the Company received $nil proceeds from financing activities compared to $4,405 during the six months ended July 31, 2012. The decrease in proceeds from financing activities was due to the Company not receiving any loans from related parties this year  as it had in the previous year.

Subsequent Developments

None

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares and debt financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 28, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6

EXHIBITS.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NEUROMAMA, LTD.

Date: September 20, 2013	By:	/s/ Igor Weselovsky
Igor Weselovsky
Chief Executive Officer, President, Treasurer and Director

Date: September 20, 2013	By:	/s/ Alexander Vikoulov
Alexander Vikoulov
Chief Financial Officer, Secretary
and Director

