Form 10-Q
period 2013-10-31
NEUROMAMA, LTD.
filed 2014-01-17
CIK 1542918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 15, 2014, there were 630,099,999 shares of the registrant’s $0.001 par value common stock issued and outstanding.

NEUROMAMA, LTD.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets
	Statements of Operations
	Statements of Cash Flows
	Notes to the Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	7

ITEM 4.	CONTROLS AND PROCEDURES.	7

PART II. OTHER INFORMATION

ITEM 1.	RISK FACTORS.	7

ITEM 2.	EXHIBITS	7

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

October 31, 2013 and January 31, 2013

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

3

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Balance Sheets

(expressed in US dollars)

(unaudited)

	October 31, 2013 $	January 31, 2013 $

ASSETS

Current Assets

Cash	1,081	81
Prepaid expense	–	4,640

Total Current Assets	1,081	4,721

Non-current Assets

Intangible assets	18,251,362	–

Total Assets	18,252,443	4,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	25,083	3,950
Due to related party	1,000	10,489

Total Current Liabilities	26,083	14,439

Non-current Liabilities

Loan payable	1,665,889	–

Total Liabilities	1,691,972	14,439

Stockholders’ Equity (Deficit)

Common stock, 4,000,000,000 shares authorized, $0.001 par value; 3,169,966,180 and 3,165,000,000 shares issued and outstanding, respectively	3,169,966	3,165,000

Additional paid-in capital	13,926,134	(3,139,900)

Deficit accumulated during the development stage	(535,629)	(34,818)

Total Stockholders’ Equity (Deficit)	16,560,471	(9,718)

Total Liabilities and Stockholders’ Equity (Deficit)	18,252,443	4,721

(The accompanying notes are an integral part of these financial statements)

F-1

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Statements of Operations

(expressed in US dollars)

(unaudited)

	Three months ended October 31, 2013	Three months ended October 31, 2012	Nine months ended October 31, 2013	Nine months ended October 31, 2012	Accumulated from March 3, 2011 (date of inception) to October 31, 2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	16,107	–	21,015	–	21,015
General and administrative	309,583	3,108	422,955	3,525	424,813
Professional fees	33,877	1,500	41,681	5,500	55,931
Transfer agent fees	883	–	6,983	–	25,693

Total operating expenses	360,450	4,608	492,634	9,025	527,452

Loss before other expense	(360,450)	(4,608)	(492,634)	(9,025)	(527,452)

Other expense

Interest expense	(7,551)	–	(8,177)	–	(8,177)

Total other expenses	(7,551)	–	(8,177)	–	(8,177)

Net loss	(368,001)	(4,608)	(500,811)	(9,025)	(535.629)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	3,167,498,312	3,057,228,000	3,165,841,922	2,760,054,750

(The accompanying notes are an integral part of these financial statements)

F-2

NEUROMAMA, LTD.

(Formerly Trance Global Entertainment Group Corp.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in US dollars)

(unaudited)

	Nine months ended October 31, 2013 $	Nine months ended October 31, 2012 $	Accumulated from March 3, 2011 (date of inception) to October 31, 2013 $

Operating Activities

Net loss for the period	(500,811)	(9,025)	(535,629)

Adjustments to reconcile net loss to net cash used in
operating activities:
Interest expense	8,177	–	8,177

Changes in operating assets and liabilities:
Prepaid expense	4,640	(6,640)	–
Accounts payable and accrued liabilities	480,483	(2,527)	484,433
Due to related party	(9,489)	–	(9,489)

Net cash used in operating activities	(17,000)	(18,192)	(52,508)

Financing Activities

Proceeds from issuance of common shares	–	21,600	25,100
Proceeds from loan payable	18,000	–	18,000
Proceeds from related party loans	–	4,405	10,489
		–
Net cash provided by financing activities	18,000	26,005	53,589

Change in cash	1,000	7,813	1,081

Cash, beginning of period	81	3,573	–

Cash, end of period	1,081	11,386	1,081

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash items:
	–	–	–
Accounts payable financed by loan payable	467,527	–	467,527
Website development costs financed by loan payable	1,180,362	–	1,180,362
Common stock issued for acquisition of domain name	1,000	–	1,000
Common stock issued for acquisition of library of entertainment assets	17,070,000	–	17,070,000

(The accompanying notes are an integral part of these financial statements)

F-3

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2013, the Company has not generated revenues, has a working capital deficiency of $25,002, and accumulated losses totaling $535,629 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is January 31.

b)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

F-4

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, due to related party and loan payable.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

F-5

2.

Summary of Significant Accounting Policies (continued)

i)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2013 and January 31, 2013, the Company had no potentially dilutive shares.

j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013 and January 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

l)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

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

F-6

2.

Summary of Significant Accounting Policies (continued)

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

3.

Intangible Assets

	Cost $	Accumulated Depreciation $	October 31, 2013 Net Carrying Value $	January 31, 2013 Net Carrying Value $

Library of Entertainment Assets	17,070,000	–	17,070,000	–
Website Development Costs	1,181,362	–	1,181,362	–

	18,251,362	–	18,251,362	–

As at October 31, 2013, the Company acquired the rights to a library of entertainment assets with a fair value of $17,070,000 in exchange for the issuance of 4,866,180 common shares.  The fair values of the assets were based on the results of a valuation of the acquired assets as performed by a certified and independent valuator.

As at October 31, 2013, the Company incurred $1,181,362 for the design and development of its website: www.neuromama.com. The Company has analyzed the expenditures incurred relating to the development the website in accordance with ASC 350-50 Intangibles: Goodwill and Other – Website Development Costs and has capitalized only the direct costs related to the design, development, testing and implementation of the website. As at October 31, 2013, no amortization has yet been taken as the asset is currently in a beta testing phase. Once the website is ready for its intended use, the Company will begin amortizing the asset over its estimated useful life.

4.      Loan payable

As of October 31, 2013, the Company owed $1,665,889 (January 31, 2013 - $nil) to a non-related party.  The amounts owing are unsecured, bears a 3% interest per annum, and due on December 1, 2015. As at October 31, 2013, the Company recorded accrued interest of $8,177 (January 31, 2013 - $nil), which has been included in accounts payable and accrued liabilities.

5.

 Related Party Transactions

a)

As of October 31, 2013, the Company owed $15,406 (January 31, 2013 - $10,489) to a former officer and shareholder of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand. As at October 31, 2013, this amount has been included in accounts payable and accrued liabilities.

b)

As of October 31, 2013, the Company owed $1,000 (January 31, 2013 - $nil) to the President of the Company for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Common Stock

a)

On May 8, 2013, the Company approved the increase of the authorized capital of the Company from 75,000,000 common shares to 4,000,000,000 common shares. The Company further approved a forward split of the Company's common stock in a ratio of 750 new shares for every one existing share of the common stock. This split is applied retroactively.

b)

On September 1, 2013, the Company issued 100,000 common shares for services rendered with a fair value of $1,000 relating to the purchasing, registering, and setup of the Company’s website domain, www.neuromama.com.

c)

On September 16, 2013, the Company issued 4,866,180 common shares to acquire a library of entertainment assets, as noted in Note 3, with a fair value of $17,070,000 as determined by a certified and independent third party asset valuator.

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

8.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after October 31, 2013 other than the following:

a)

On November 15, 2013, the Company cancelled 2,535,000,001 common shares owned by the Company’s Chief Financial Officer.

F-7

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

4

RESULTS OF OPERATIONS

Working Capital

	October 31, 2013 $	January 31, 2013 $
Current Assets	1,081	4,721
Current Liabilities	26,083	14,439
Working Capital (Deficit)	(25,002)	(9,718)

Cash Flows

	October 31, 2013 $	July 31, 2012 $
Cash Flows from (used in) Operating Activities	(17,000)	(7,917)
Cash Flows from (used in) Financing Activities	18,000	4,405
Net Increase (decrease) in Cash During Period	1,000	(3,512)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended October 31, 2013 were $360,450 compared with $4,608 for the three months ended October 31, 2012. The increase in operating expenses was attributed to an increase in consulting fees of $16,107, general and administrative fees of $306,475 for day-to-day operating costs, professional fees of $32,377 and transfer agent fees of $883. For the nine months ended October 31, 2013 the Company incurred operating expenses of $492,634 compared with $9,025 for the nine months ended October 31, 2012. The increase in operating expenses was attributed to an increase in consulting fees of $21,015, general and administrative fees of $419,430 for day-to-day operating costs, professional fees of $36,181 and transfer agent fees of $6,983.

During the nine months ended October 31, 2013, the Company recorded a net loss of $500,811 compared with net loss of $9,025 for the nine months ended October 31, 2012.  In addition to the above, the Company incurred an increase of $8,177 of interest expense relating to the loan payable.

Liquidity and Capital Resources

As at October 31, 2013, the Company’s cash balance was $1,081 and total assets were $18,251,362, compared to cash balance of $81 and total assets of $4,721 as at January 31, 2013. The increase in the cash balance was attributed to cash provided by a loan payable and the increase in total assets was attributed to intangible assets capitalized offset by a decrease in prepaid expenses for the amortization of amounts paid to the Company’s transfer agent.

As at October 31, 2013, the Company had total liabilities of $1,665,889 compared with total liabilities of $14,439 as at January 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $21,133 as well as an increase in loan payable of $1,665,889, offset by a decrease of $9,489 on the amount due to related party for amounts incurred to the former President and CEO which has been reallocated to accounts payable and accrued liabilities during the period ended October 31, 2013.

As at October 31, 2013, the Company has a working capital deficit of $25,002 compared with working capital deficit of $9,718 at January 31, 2013 with the increase in the working capital deficit attributed to the decrease of $4,640 in prepaid expenses, an increase of $21,133 in accounts payable and accrued liabilities and an increase of $1,665,889 in loan payable during the period, offset by the increase in cash of $1,000 and decrease in due to related party of $9,489 as noted above.

During the period ended October 31, 2013, the Company issued 100.000 common shares for the acquisition of a website domain and general website setup costs with a fair value of $1,000.  Furthermore, on September 16, 2013, the Company issued 4,866,190 common shares to acquire a library of entertainment assets with a fair value of $17,070,000.  The fair value of the entertainment assets were derived from the results of an independent valuation as performed by a certified business valuator.

5

Cashflow From Operating Activities

During the nine months ended October 31, 2013, the Company had $17,000 of cash used in operating activities compared to the use of $18,192 of cash for operating activities during the nine months ended October 31, 2012.  The increase in cash used in operating activities was attributed to the fact that the Company incurred more for consulting and general and administrative costs for the period for day-to-day activities which was paid on behalf of the Company and included in loan payable.

Cashflow From Financing Activities

During the nine months ended October 31, 2013, the Company received $18,000 proceeds from financing activities compared to $26,005 during the nine months ended October 31, 2012. The decrease in proceeds from financing activities was due to the Company not receiving any proceeds from the sale of common shares this year as it had in the previous year.

Subsequent Developments

On November 15, 2013, the Company cancelled 2,535,001 common shares owned by the Company’s Chief Financial Officer.

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

6

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

NEUROMAMA, LTD.

Date: January 17, 2014	By:	/s/ Igor Weselovsky
Igor Weselovsky
Chief Executive Officer, President, Treasurer and Director

Date: January 17, 2014	By:	/s/ Alexander Vikoulov
Alexander Vikoulov
Chief Financial Officer, Secretary
and Director

7